Form 10-K405
period 1996-12-31
MELLON BANK PREMIUM FINANCE LOAN MASTER TRUST
filed 1997-03-31
CIK 1021949

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1996
                        Commission file number 333-11961

                 MELLON BANK PREMIUM FINANCE LOAN MASTER TRUST
             (Exact name of registrant as specified in its charter)

NEW YORK                                                13-5647901
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No. of
                                                        servicer of registrant)

10 Hanover Street
New York, NY                                            10004
(Address of principal executive offices                 (Zip Code)
of servicer of registrant)

Telephone number of servicer of registrant, including area code:  212-612-3500

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                ---

The Registrant estimates that as of March 1, 1997, the aggregate market value of shares of the Registrant's Common Stock held by non-affiliates of the Registrant was $0.

As of March 1, 1997, the Registrant had outstanding -0- shares of its Common
Stock, par value $ _____ per share.                 ---

No documents have been incorporated by reference in this Form 10-K.

                               TABLE OF CONTENTS

PART I                                                                                                 Page
Item 1.                  Business                                                                        1
Item 2.                  Properties                                                                      1
Item 3.                  Legal Proceedings                                                               1
Item 4.                  Submission of Matters to a Vote of Security Holders                             1


PART II

Item 5.                  Market for Registrant's Common Equity and Related Stockholder Matters           2
Item 6.                  Selected Financial Data                                                         2
Item 7.                  Management's Discussion and Analysis of Financial Condition                     2
                           and Results of Operations                                                     2
Item 8.                  Financial Statements and Supplementary Data                                     2
Item 9.                  Changes in and Disagreements With Accountants
                           on Accounting and Financial Disclosure                                        2

PART III

Item 10.                 Directors and Executive Officers of the Registrant                              2
Item 11                  Executive Compensation                                                          2
Item 12.                 Security Ownership of Certain Beneficial Owners and Management                  2
Item 13.                 Certain Relationships and Related Transactions                                  3


PART IV

Item 14.                Exhibits, Financial Statements, Schedules and Reports on Form 8-K                3

                This Annual Report on Form 10-K is filed by AFCO Credit Corporation ("AFCO Credit"), as Servicer of the Mellon Bank Premium Finance Loan Master Trust (the "Trust"), on behalf of the Trust, pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended. This Annual Report on Form 10-K is prepared in the manner proposed in the letter dated March 5, 1997, submitted on behalf of the Trust to the Office of Chief Counsel, Division of Corporation Finance and, accordingly, omits responses or responds in a modified fashion to certain Items required by Form 10-K.

                The Trust was formed pursuant to a Pooling and Servicing Agreement dated as of December 1, 1996 among Mellon Bank, N.A. ("Mellon Bank"), as transferor, AFCO Credit and AFCO Acceptance Corporation ("AFCO Acceptance"), as servicer, Premium Financing Specialists, Inc. and Premium Financing Specialists of California, Inc. as back-up servicer, and The First National Bank of Chicago, as trustee. The Trust was formed for the purpose of acquiring certain trust assets and issuing certificates under the Pooling and Servicing Agreement and one or more supplements thereto. The property of the Trust includes a portfolio of receivables arising under selected premium finance agreements originated by either AFCO Credit or AFCO Acceptance to finance the payment of premiums and related sums on insurance policies. The receivables are transferred by AFCO Credit or AFCO Acceptance to Mellon Bank, and by Mellon Bank to the Trust.

                On December 19, 1996, the Trust issued $440,000,000 of Class A Floating Rate Asset Backed Certificates, Series 1996-1 and $25,000,000 of Class B Floating Rate Asset Backed Certificates, Series 1996-1 (together, the "Certificates").

                                     PART I

ITEM 1.     BUSINESS

            Omitted.

ITEM 2.     PROPERTIES

            Omitted.

ITEM 3.     LEGAL PROCEEDINGS

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

            There is one holder of record of each Class of Certificates.

            To the knowledge of the Trust, there is an over the counter public trading market for the Certificates, although the frequency of transactions varies substantially over time.

ITEM 6.     SELECTED FINANCIAL DATA

            Omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Omitted.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Omitted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Omitted.

ITEM 11.    EXECUTIVE COMPENSATION

            Omitted.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            A nominee of The Depository Trust Company is the sole record owner of each Class of Certificates. As of December 3l, 1996, based on a review of public filings with the Securities and Exchange Commission, no person was known to be the beneficial owner of more than 5% of the total principal amount of either Class of Certificates outstanding on that date.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            None.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

            (a) Listed below are the documents filed as a part of this report:

            Exhibit Number
            --------------

                   28.1 Annual Certificateholders Report -- not filed because no distributions made during 1996

                   28.2       Annual Servicer's Certificate

            (b)    Reports on Form 8-K:

                   On December 19, 1996, the Trust filed a Form 8-K with the Commission reporting information under Items 5 and 7 thereof.

            (c)    Omitted.

            (d)    Omitted.

                                   SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AFCO Credit Corporation, on behalf of the Trust, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MELLON BANK PREMIUM FINANCE LOAN MASTER TRUST

                                  By:    AFCO CREDIT CORPORATION

                                         By: FREDERICK B. OLLETT, III
                                             ----------------------------------
                                             Name:  Frederick B. Ollett, III
                                             Title: Vice President and
                                                    Chief Financial Officer

Date:  March 31, 1997

                                 EXHIBIT INDEX

Exhibit                                                                                                    Page
-------
28.1     Annual Certificateholders Report -- not filed because no distributions made in 1996

28.2     Annual Servicer's Certificate                                                                       8