Form 10-K405
period 1997-12-31
MELLON BANK PREMIUM FINANCE LOAN MASTER TRUST
filed 1998-03-30
CIK 1021949

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1997
                        Commission file number 333-11961

                  MELLON BANK PREMIUM FINANCE LOAN MASTER TRUST
             (Exact name of registrant as specified in its charter)

NEW YORK                                              13-5647901
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No. of
                                                      servicer of registrant)
525 Washington Boulevard
Jersey City, NJ                                       07310
(Address of principal executive offices               (Zip Code)
of servicer of registrant)

Telephone number of servicer of registrant, including area code:  201-876-6601

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The Registrant estimates that as of March 1, 1998, the aggregate market value of shares of the Registrant's Common Stock held by non-affiliates of the Registrant was $0.

As of March 1, 1998, the Registrant had outstanding -0- shares of its Common Stock, par value $ _____ per share.

No documents have been incorporated by reference in this Form 10-K.

                              TABLE OF CONTENTS

PART I
                                                                                               Page
                                                                                               ----

Item 1.          Business                                                                        1
Item 2.          Properties                                                                      1
Item 3.          Legal Proceedings                                                               1
Item 4.          Submission of Matters to a Vote of Security Holders                             1


PART II

Item 5.          Market for Registrant's Common Equity and Related Stockholder Matters           1
Item 6.          Selected Financial Data                                                         1
Item 7.          Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                     2
Item 7A.         Quantitative and Qualitative Disclosures About
                   Market Risk                                                                   2
Item 8.          Financial Statements and Supplementary Data                                     2
Item 9.          Changes in and Disagreements With Accountants
                   on Accounting and Financial Disclosure                                        2

PART III

Item 10.         Directors and Executive Officers of the Registrant                              2
Item 11          Executive Compensation                                                          2
Item 12.         Security Ownership of Certain Beneficial Owners and Management                  2
Item 13.         Certain Relationships and Related Transactions                                  2


PART IV

Item 14.        Exhibits, Financial Statements, Schedules and Reports on Form 8-K                3

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

         On December 19, 1996, the Trust issued $440,000,000 of Class A Floating Rate Asset Backed Certificates, Series 1996-1 and $25,000,000 Class B Floating Rate Asset Backed Certificates, Series 1996-1 (together, the "Certificates").

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

ITEM 6.           SELECTED FINANCIAL DATA

                  Omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Omitted.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  Not Applicable.

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

                  Omitted.

ITEM 11.          EXECUTIVE COMPENSATION

                  Omitted.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

                  A nominee of The Depository Trust Company is the sole record owner of each Class of Certificates. As of December 3l, 1997, based on a review of public filings with the Securities and Exchange Commission, no person was known to be the beneficial owner of more than 5% of the total principal amount of either Class of Certificates outstanding on that date.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  None.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

           (a) Listed below are the documents filed as a part of this report:

           Exhibit Number

               20.1       Annual Certificateholders Report

               20.2       Annual Servicer's Certificate

               20.3       Report of Independent Certified Public Accountants

               20.4       Annual Aggregate Certificateholders Statement


           (b) Reports on Form 8-K:

           On each of the following dates, the Trust filed a Form 8-K with the Commission reporting information under Items 5 and 7:

                January 15, 1997
                February 14, 1997
                March 14, 1997
                April 11, 1997
                May 14, 1997
                June 12, 1997
                July 16, 1997
                August 14, 1997
                September 15, 1997
                October 2, 1997
                October 15, 1997
                October 28, 1997
                November 17, 1997
                December 2, 1997
                December 15, 1997


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

                                 MELLON BANK PREMIUM FINANCE LOAN MASTER TRUST


                                 By AFCO CREDIT CORPORATION


                                        By /s/   FREDERICK B. OLLETT, III
                                           ------------------------------------
                                           Name:   Frederick B. Ollett, III
                                           Title:  Vice President and
                                                   Chief Financial Officer


Date:  March 27, 1998

                                  EXHIBIT INDEX
                                  -------------

Exhibit                                                              Page
-------                                                              ----

20.1     Annual Certificateholders Report                              6

20.2     Annual Servicer's Certificate                                 7

20.3     Report of Independent Certified Public Accountants            8

20.4     Annual Aggregate Certificateholders Statement                 9