Form 10-K405
period 1998-12-31
MELLON BANK PREMIUM FINANCE LOAN MASTER TRUST
filed 1999-03-26
CIK 1021949

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1998
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

The Registrant estimates that as of March 1, 1999, the aggregate market value of shares of the Registrant's Common Stock held by non-affiliates of the Registrant was $0.

As of March 1, 1999, the Registrant had outstanding -0- shares of its Common
Stock, par value $_____ per share.                  ---

No documents have been incorporated by reference in this Form 10-K.

                                TABLE OF CONTENTS

                                                                                                                Page
         PART I

         Item 1.                  Business                                                                        1
         Item 2.                  Properties                                                                      1
         Item 3.                  Legal Proceedings                                                               1
         Item 4.                  Submission of Matters to a Vote of Security Holders                             1


         PART II

         Item 5.                  Market for Registrant's Common Equity and Related Stockholder Matters           1
         Item 6.                  Selected Financial Data                                                         1
         Item 7.                  Management's Discussion and Analysis of Financial Condition
                                    and Results of Operations                                                     2
         Item 7A.                 Quantitative and Qualitative Disclosures About Market Risk                      2
         Item 8.                  Financial Statements and Supplementary Data                                     2
         Item 9.                  Changes in and Disagreements with Accountants on Accounting
                                    and Financial Disclosure                                                      2

         PART III

         Item 10.                 Directors and Executive Officers of the Registrant                              2
         Item 11.                 Executive Compensation                                                          2
         Item 12.                 Security Ownership of Certain Beneficial Owners and Management                  2
         Item 13.                 Certain Relationships and Related Transactions                                  2


         PART IV

         Item 14.                 Exhibits, Financial Statements, Schedules and Reports on Form 8-K               3

                  This Annual Report on Form 10-K is filed by AFCO Credit Corporation ("AFCO Credit"), as Servicer of the Mellon Bank Premium Finance Loan Master Trust (the "Trust"), on behalf of the Trust, pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended.

                  The Trust was formed pursuant to a Pooling and Servicing Agreement, dated as of December 1, 1996, among Mellon Bank, N.A. ("Mellon Bank"), as Transferor, AFCO Credit and AFCO Acceptance Corporation ("AFCO Acceptance"), as Servicer, Premium Financing Specialists, Inc. and Premium Financing Specialists of California, Inc., as Back-up Servicer, and The First National Bank of Chicago, as Trustee. The Trust was formed for the purpose of acquiring certain trust assets and issuing certificates under the Pooling and Servicing Agreement and one or more supplements thereto. The property of the Trust includes a portfolio of receivables arising under selected premium finance agreements originated by either AFCO Credit or AFCO Acceptance to finance the payment of premiums and related sums on insurance policies. The receivables are transferred by AFCO Credit or AFCO Acceptance to Mellon Bank, and by Mellon Bank to the Trust.

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

                  Omitted.

ITEM 11.          EXECUTIVE COMPENSATION

                  Omitted.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  A nominee of The Depository Trust Company is the sole record owner of each Class of Certificates. As of December 31, 1998, based on a review of public filings with the Securities and Exchange Commission, no person was known to be the beneficial owner of more than 5% of the total principal amount of either Class of Certificates outstanding on that date.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  None.

                                     PART IV


ITEM 14.          EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
                  FORM 8-K

                  (a) Listed below are the documents filed as a part of this report:

                  Exhibit Number
                  --------------
                       20.1       Annual Certificateholders Report

                       20.2       Annual Servicer's Certificate

                       20.3       Report of Independent Certified Public Accountants

                       20.4       Annual Aggregate Certificateholders Statement




                  (b) Reports on Form 8-K:

                  On each of the following dates, the Trust filed a Form 8-K with the Commission reporting information under Items 5 and 7:

                           January 15, 1998
                           February 10, 1998
                           February 13, 1998
                           March 13, 1998
                           April 15, 1998
                           May 12, 1998
                           May 14, 1998
                           June 5, 1998
                           June 15, 1998
                           July 8, 1998
                           July 13, 1998
                           July 31, 1998
                           August 10, 1998
                           August 14, 1998
                           September 15, 1998
                           October 14, 1998
                           October 16, 1998
                           November 12, 1998
                           November 13, 1998
                           November 25, 1998
                           December 15, 1998


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

                                          MELLON BANK PREMIUM FINANCE LOAN
                                          MASTER TRUST


                                          By  AFCO CREDIT CORPORATION


                                              By      C. LEONARD O'CONNELL
                                                  ------------------------------
                                                  Name:  C. Leonard O'Connell
                                                  Title: Senior Vice President,
                                                         Treasurer, and
                                                         Chief Financial Officer


Date:  March 26, 1999

                                  EXHIBIT INDEX
                                  -------------

Exhibit                                                                                                    Page
-------
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