Form 10-K405
period 1999-12-31
MELLON BANK PREMIUM FINANCE LOAN MASTER TRUST
filed 2000-03-29
CIK 1021949

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1999
                        Commission file number 333-11961

                 MELLON BANK PREMIUM FINANCE LOAN MASTER TRUST
             (Exact name of registrant as specified in its charter)

NEW YORK                                                 13-5647901
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No. of
                                                         servicer of registrant)
One Mellon Center,
Pittsburgh, Pennsylvania                                 15258-0001
(Address of principal executive offices                  (Zip Code)
of servicer of registrant)

Telephone number of servicer of registrant, including area code: (412) 234-5000

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

The Registrant estimates that as of March 1, 2000, the aggregate market value of shares of the Registrant's Common Stock held by non-affiliates of the Registrant was $0.

As of March 1, 2000, the Registrant had outstanding -0- shares of its Common Stock, par value $ _____ per share.

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

         The Trust was formed pursuant to a Pooling and Servicing Agreement, dated as of December 1, 1996, among Mellon Bank, N.A. ("Mellon Bank"), as Transferor, AFCO Credit and AFCO Acceptance Corporation ("AFCO Acceptance"), as Servicer, Premium Financing Specialists, Inc. and Premium Financing Specialists of California, Inc., as Back-up Servicer, and The First National Bank of Chicago, now Bank One, N.A., as Trustee. The Trust was formed for the purpose of acquiring certain trust assets and issuing certificates under the Pooling and Servicing Agreement and one or more supplements thereto. The property of the Trust includes a portfolio of receivables arising under selected premium finance agreements originated by either AFCO Credit or AFCO Acceptance to finance the payment of premiums and related sums on insurance policies. The receivables are transferred by AFCO Credit or AFCO Acceptance to Mellon Bank, and by Mellon Bank to the Trust.

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

         Omitted.

ITEM 11. EXECUTIVE COMPENSATION

         Omitted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         A nominee of The Depository Trust Company is the sole record owner of each Class of Certificates. As of December 3l, 1999, based on a review of public filings with the Securities and Exchange Commission, no person was known to be the beneficial owner of more than 5% of the total principal amount of either Class of Certificates outstanding on that date.

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

             20.1     Annual Certificateholders Report

             20.2     Annual Servicer's Certificate

             20.3     Report of Independent Certified Public Accountants

             20.4     Annual Aggregate Certificateholders Statement


         (b) Reports on Form 8-K:

         On each of the following dates, the Trust filed a Form 8-K or Form 8-K/A with the Commission reporting information under Items 5 and 7:

             January 12, 1999
             January 15, 1999
             February 4, 1999
             February 12, 1999
             March 15, 1999
             March 26, 1999
             April 7, 1999
             April 14, 1999
             April 26, 1999
             May 14, 1999
             May 20, 1999
             June 8, 1999
             June 10, 1999
             July 8, 1999
             July 14, 1999
             August 9, 1999
             August 13, 1999
             September 13, 1999
             September 24, 1999
             September 28, 1999
             October 15, 1999
             November 12, 1999
             November 15, 1999
             December 9, 1999 (13 separate 8-K/A filings on this date) December 14, 1999
             December 23, 1999
             December 30, 1999

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

                             MELLON BANK PREMIUM FINANCE LOAN MASTER TRUST


                             By AFCO CREDIT CORPORATION


                             By /s/ C. Leonard O'Connell
                               ---------------------------
                               Name: C. Leonard O'Connell
                               Title: Senior Vice President, Treasurer,
                                      and Chief Financial Officer


Date: March 27, 2000

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