Form 10-K405
period 2000-12-31
MELLON BANK PREMIUM FINANCE LOAN MASTER TRUST
filed 2001-03-28
CIK 1021949

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2000
Commission file number 333-11961

MELLON BANK PREMIUM FINANCE LOAN MASTER TRUST
(Exact name of registrant as specified in its charter)

NEW YORK (State or other jurisdiction of incorporation or organization)	13-5647901 (I.R.S. Employer Identification No. of servicer of registrant)

One Mellon Center Pittsburgh, Pennsylvania (Address of principal executive offices of servicer of registrant)	15258-0001 (Zip Code)

Telephone number of servicer of registrant, including area code: (412) 234-5000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X

The Registrant estimates that as of March 1, 2001, the aggregate market value of shares of the Registrant’s Common Stock held by non-affiliates of the Registrant was $0.

As of March 1, 2001, the Registrant had outstanding -0- shares of its Common Stock, par value $         per share. No documents have been incorporated by reference in this Form 10-K.

      This Annual Report on Form 10-K is filed by AFCO Credit Corporation (“AFCO Credit”), as Servicer of the Mellon Bank Premium Finance Loan Master Trust (the “Trust”), on behalf of the Trust, pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended.

      The Trust was formed pursuant to a Pooling and Servicing Agreement, dated as of December 1, 1996, among Mellon Bank, N.A. (“Mellon Bank”), as Transferor, AFCO Credit and AFCO Acceptance Corporation (“AFCO Acceptance”), as Servicer, Premium Financing Specialists, Inc. and Premium Financing Specialists of California, Inc., as Back-up Servicer, and The First National Bank of Chicago, now Bank One, N.A., as Trustee. The Trust was formed for the purpose of acquiring certain trust assets and issuing certificates under the Pooling and Servicing Agreement and one or more supplements thereto. The property of the Trust includes a portfolio of receivables arising under selected premium finance agreements originated by either AFCO Credit or AFCO Acceptance to finance the payment of premiums and related sums on insurance policies. The receivables are transferred by AFCO Credit or AFCO Acceptance to Mellon Bank, and by Mellon Bank to the Trust.

      On December 19, 1996, the Trust issued $440,000,000 of Class A Floating Rate Asset Backed Certificates, Series 1996-1 and $25,000,000 Class B Floating Rate Asset Backed Certificates, Series 1996-1 (together, the “Certificates”).

PART I

ITEM 1. BUSINESS

Omitted.

ITEM 2. PROPERTIES

Omitted.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is one holder of record of each Class of Certificates.

To the knowledge of the Trust, there is an over the counter public trading market for the Certificates, although the frequency of transactions varies substantially over time.

ITEM 6. SELECTED FINANCIAL DATA

Omitted.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Omitted.

ITEM 11. EXECUTIVE COMPENSATION

Omitted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A nominee of The Depository Trust Company is the sole record owner of each Class of Certificates. As of December 3l, 2000, based on a review of public filings with the Securities and Exchange Commission, no person was known to be the beneficial owner of more than 5% of the total principal amount of either Class of Certificates outstanding on that date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a) Listed below are the documents filed as a part of this report:

Exhibit Number

20.1	Annual Certificateholders Report

20.2	Annual Servicer’s Certificate

20.3	Report of Independent Certified Public Accountants

20.4	Annual Aggregate Certificateholders Statement

(b) Reports on Form 8-K:

On each of the following dates, the Trust filed a Form 8-K or Form 8-K/A with the Commission reporting information under Items 5 and 7:

January 14, 2000
February 1, 2000
February 14, 2000
March 9, 2000 (2 separate 8-K filings on this date)
March 14, 2000
March 27, 2000
April 14, 2000
April 24, 2000
May 5, 2000
May 11, 2000
June 12, 2000
June 14, 2000
July 7, 2000
July 11, 2000
August 4, 2000
August 9, 2000
September 1, 2000
September 12, 2000
October 6, 2000
October 11, 2000
November 9, 2000
November 29, 2000
December 12, 2000
December 13, 2000
December 14, 2000

(c) Omitted.

(d) Omitted.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AFCO Credit Corporation, on behalf of the Trust, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELLON BANK PREMIUM FINANCE

LOAN MASTER TRUST

By:	AFCO CREDIT CORPORATION

By:	/s/ C. Leonard O’Connell

	Name:	C. Leonard O’Connell

	Title:	Senior Vice President, Treasurer, and

Chief Financial Officer

Date: March 28, 2001

EXHIBIT INDEX

Exhibit

20.1	Annual Certificateholders Report

20.2	Annual Servicer’s Certificate

20.3	Report of Independent Certified Public Accountants

20.4	Annual Aggregate Certificateholders Statement